Form 10-Q
period 2025-06-30
WEN Acquisition Corp
filed 2025-08-14
CIK 2057043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

(510) 692-9600

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2025, there were 30,015,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

WEN ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2025	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2025 and for the period from January 13, 2025 (inception) through June 30, 2025	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended and for the period from January 13, 2025 (inception) through June 30, 2025	3
	Unaudited Condensed Statements of Cash Flows for the period from January 13, 2025 (inception) through June 30, 2025	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk.	20
Item 4.	Controls and Procedures.	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	22
Item 1A.	Risk Factors.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	24
Item 4.	Mine Safety Disclosures.	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	25
SIGNATURES		26

 i

 Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 15, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASU” are to the FASB (as defined below)Accounting Standards Update;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., as representative of the several underwriters in the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to May 19, 2027 that we have to consummate an initial Business Combination (or such earlier date as determined by our Board); provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Wen Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $14,289,750 to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 19, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 13, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 30, 2025, as amended, and declared effective on May 15, 2025 (File No. 333-286872);

●	“Letter Agreement” are to the Letter Agreement, dated May 15, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,915,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 15, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Wen Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $300,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2025

Assets:
Current asset
Cash	$921,309
Prepaid expenses	108,756
Prepaid insurance	76,310
Total current asset	1,106,375
Prepaid insurance – long-term	70,936
Cash and marketable securities held in Trust Account	301,553,603
Total Assets	$302,730,914

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accrued expenses	$18,673
Accrued offering expenses	88,092
Due to Sponsor	5,455
Total Current Liabilities	112,220
Deferred underwriting fee payable	14,289,750
Total Liabilities	14,401,970

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 30,015,000 shares at a redemption value of $10.05 per share	301,553,603

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 30,015,000 shares subject to possible redemption	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding	750
Additional paid-in capital	—
Accumulated deficit	(13,225,409)
Total Shareholders’ Deficit	(13,224,659)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$302,730,914

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,	For the Period from January 13, 2025 (Inception) Through June 30,
	2025	2025
General and administrative costs	$228,973	$272,917
Loss from operations	(228,973)	(272,917)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,403,603	1,403,603
Other income, net	1,403,603	1,403,603

Net income	$1,174,630	$1,130,686

Basic weighted average shares outstanding of Class A Ordinary Shares	14,007,000	7,503,750

Basic net income per ordinary share, Class A Ordinary Shares	$0.06	$0.08

Diluted weighted average shares outstanding of Class A Ordinary Shares	14,007,000	7,503,750

Diluted net income per ordinary share, Class A Ordinary Shares	$0.05	$0.08

Basic weighted average shares outstanding of Class B Ordinary Shares	6,981,750	6,769,688

Basic net income per ordinary share, Class B Ordinary Shares	$0.06	$0.08

Diluted weighted average shares outstanding of Class B Ordinary Shares	7,503,750	7,497,924

Diluted net income per ordinary share, Class B Ordinary Shares	$0.05	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares to Sponsor	—	—	7,503,750	750	24,250	—	25,000

Net loss	—	—	—	—	—	(43,944)	(43,944)

Balance – March 31, 2025	—	—	7,503,750	750	24,250	(43,944)	(18,944)

Sale of 7,220,000 Private Placement Warrants	—	—	—	—	7,220,000	—	7,220,000

Fair value of Public Warrants at issuance	—	—	—	—	2,641,320	—	2,641,320

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(193,726)	—	(193,726)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,691,844)	(14,356,095)	(24,047,939)

Net income	—	—	—	—	—	1,174,630	1,174,630

Balance – June 30, 2025	—	$—	7,503,750	$750	$—	$(13,225,409)	$(13,224,659)

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH JUNE 30, 2025

Cash Flows from Operating Activities:
Net income	$1,130,686
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	53,670
Payment of general and administrative costs through due to sponsor	5,455
Interest earned on cash and marketable securities held in Trust Account	(1,403,603)
Changes in operating assets and liabilities:
Prepaid expenses	(63,286)
Prepaid insurance	(147,246)
Accrued expenses	18,673
Net cash used in operating activities	(405,651)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,150,000)
Net cash used in investing activities	(300,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,929,999
Proceeds from sale of Private Placements Warrants	7,220,000
Repayment of IPO Promissory Note - related party	(300,000)
Payment of offering costs	(373,039)
Net cash provided by financing activities	301,476,960

Net Change in Cash	921,309
Cash – Beginning of period	—
Cash – End of period	$921,309

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$88,092
Deferred offering costs paid through IPO Promissory Note – related party	$200,860
Prepaid services contributed by Sponsor through IPO Promissory Note – related party	$45,470
Deferred underwriting fee payable	$14,289,750
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company has not commenced any operations. All activities for the period from January 13, 2025 (inception) through June 30, 2025 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company, negotiating the terms of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2025 (File No. 333-28682) was declared effective on May 15, 2025 (the “IPO Registration Statement”). On May 19, 2025, the Company consummated the initial public offering of 30,015,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 3,915,000 Units, generating gross proceeds of $300,150,000. The Company’s Sponsor is Wen Sponsor LLC (the “Sponsor”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,220,000 Private Placement Warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per warrant, or $7,220,000 in the aggregate. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 4,610,000 Private Placement Warrants and Cantor Fitzgerald & Co. (“Cantor”) purchased 2,610,000 Private Placement Warrants (the “Private Placement”). Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Transaction costs amounted to $20,196,742, consisting of $5,220,000 of cash underwriting fee, $14,289,750 of deferred underwriting fee, and $686,992 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on May 19, 2025, an amount of $300,150,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering, and the Private Placement, are held in a Trust Account (the “Trust Account”) and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 19, 2027 or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to (1) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders (the “Public Shareholders”).

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”)

The Company will have only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company dated May 15, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. At June 30, 2025, the Company had cash of $921,309 and working capital of $994,155.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business, including following the consummation of the Initial Public Offering. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 23, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2025 and the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on June 27, 2025. The interim results for the three months ended and for the period from January 13, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any future periods.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $921,309 and did not have any cash equivalents as of June 30, 2025.

Cash and Marketable Securities Held in Trust Account

At June 30, 2025, substantially all of the assets held in the Trust Account amounting to $301,553,603 were held in U.S. government securities. At June 30, 2025, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in unrealized gain (loss) on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

For the three months ended June 30, 2025 and for the period from January 13, 2025 (inception) through June 30, 2025, the Company recorded $1,403,603 of interest earned from Trust Account, in the accompanying unaudited condensed statements of operations. For the three months ended June 30, 2025, the Company did not withdraw any interest earned in the Trust Account.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to its short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants were accounted for under equity treatment based on the equity classification of the underlying financial instruments, after Management’s evaluation.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public Warrants (defined below) and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheet. As of June 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(2,641,320)
Class A Ordinary Shares issuance cost	(20,003,016)
Plus:
Accretion of carrying value to redemption value	24,047,939
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$301,553,603

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended and for the period from January 13, 2025 (inception) through June 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 30,015,000 Class A Ordinary Shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended		For the Period from January 13, 2025 (Inception) Through
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$783,898	$390,732	$594,418	$536,268

Denominator:
Basic weighted average Ordinary Shares outstanding	14,007,000	6,981,750	7,503,750	6,769,688
Basic net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

	For the Three Months Ended		For the Period from January 13, 2025 (Inception) Through
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$764,875	$409,755	$565,562	$565,123

Denominator:
Diluted weighted average Ordinary Shares outstanding	14,007,000	7,503,750	7,503,750	7,497,924
Diluted net income per Ordinary Share	$0.05	$0.05	$0.08	$0.08

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on May 19, 2025, the Company sold 30,015,000 Units at a purchase price of $10.00 per Unit for a total of $300,150,000, which includes the full exercise of the Over-Allotment Option in the amount of 3,915,000 Option Units. Each Unit has a price of $10.00 and consists of one Public Share, and one-half of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 7,220,000 Private Placement, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per warrant, in the Private Placement for an aggregate purchase price of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 4,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor, officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 5 — Related Party Transactions

Founder Shares

On January 13, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). On April 28, 2025 and on April 29, 2025, the Company, through a share capitalization, issued the Sponsor an additional 575,000 and 1,178,750, respectively, Class B Ordinary Shares, as a result of which the Sponsor has purchased and holds an aggregate of 7,503,750 Class B Ordinary Shares. All share and per share data has been retrospectively presented. Up to 978,750 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Over-Allotment Exercise was exercised. On May 19, 2025, the underwriters exercised their Over-Allotment Exercise in full as part of the closing of the Initial Public Offering. As such, the 978,750 Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s such holders of the Founder Shares with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. At May 19, 2025, the Company had borrowed $300,000 under the IPO Promissory Note. The Company repaid $273,824 at the closing of the Initial Public Offering and the outstanding balance of $26,176 was repaid on May 20, 2025. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on May 15, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended and for the periods from January 13, 2025 (inception) through June 30, 2025, the Company incurred and paid $18,750 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025, no such Working Capital Loans were outstanding.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of the (i) Founder shares, (ii) Private Placement Warrants (and the underlying securities) and (iii) warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated May 15, 2025 between such holders and the Company (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor Fitzgerald & Co. may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On May 19, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the Over-Allotment Option to purchase the additional 3,915,000 Option Units at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of $5,220,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, $14,289,750 in the aggregate upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated May 15, 2025 (such fee, the “Deferred Fee”).

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

 The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 30,015,000 shares subject to possible redemption.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Class B Ordinary Shares

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

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) all Ordinary Shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A Ordinary Shares by public shareholders in connection with an initial Business Combination and any redemptions of Class A Ordinary Shares by Public Shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-business combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (as revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Warrants

As of June 30, 2025, there were 15,007,500 Public Warrants and 7,220,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Warrant unless the Class A Ordinary Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a unit containing such Warrant will have paid the full purchase price for the unit solely for the Class A Ordinary Share underlying such unit.

Under the terms of the Warrant Agreement, dated May 15, 2025, by and between the Company and Continental (“Warrant Agreement”) the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial business combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

 The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of Clas A Ordinary Shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Assets:
U.S. Treasury Bills held in Trust Account	1	$301,553,131

As of June 30, 2025, the Trust Account also included a cash balance of $472.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The fair value of the Public Warrants was $2,641,320 or $0.176 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

May 19, 2025
Volatility	5.2%
Risk free rate	4.17%
Stock price	$10.29
Weighted terms (Yrs)	7.01

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the accompanying unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2025
Cash	$921,309
Cash and marketable securities held in Trust Account	301,553,603

	For the Three Months Ended June 30,	For the period from January 13, 2025 (inception) through June 30,
	2025	2025
General and administrative costs	$228,973	$272,917
Interest earned on cash and marketable securities held in Trust Account	1,437,413	1,437,413

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a blank check company incorporated in the Cayman Islands on January 13, 2025 formed for the purpose of effecting a Business Combination. We may pursue an acquisition opportunity in any business or industry. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 13, 2025 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $1,174,630, which consists of interest earned on marketable securities held in Trust Account of $1,403,603, offset by general and administrative costs of $228,973.

For the period from January 13, 2025 (inception) through June 30, 2025, we had a net income of $1,130,686, which consists of interest earned on marketable securities held in Trust Account of $1,403,603, offset by general and administrative costs of $272,917.

Liquidity and Capital Resources

The Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. We had no borrowings under the IPO Promissory Note as of June 30, 2025, and the IPO Promissory Note is no longer available to be drawn upon.

On May 19, 2025, we consummated the Initial Public Offering of 30,015,000 Units at $10.00 per Units, which includes the full exercise of the Over-Allotment Option of 3,915,000 Option Units, generating gross proceeds of $300,150,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor, generating gross proceeds of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 4,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants.

Following the closing of the Initial Public Offering and the Private Placement, a total of $300,150,000 was placed in the Trust Account. We incurred transaction costs amounting to $20,196,742, consisting of $5,220,000 of cash underwriting fee, $14,289,750 of Deferred Fee, and $686,992 of other offering costs.

For the period from January 13, 2025 (inception) through June 30, 2025, cash used in operating activities was $405,651. Net income of $1,130,686 was affected by payment of operation costs through the IPO Promissory Note of $53,670, payment of operation costs through due to sponsor of $5,455, interest earned on marketable securities held in Trust Account of $1,403,603. Changes in operating assets and liabilities used $191,859 of cash for operating activities.

As of June 30, 2025, we had cash and marketable securities held in the Trust Account of $301,553,603 (including approximately $1,403,603 of interest income) consisting of short-term debt securities issued by the U.S. Department of the Treasury with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2025, we had cash of $921,309. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with an affiliate of the Sponsor to pay them $12,500 per month for office space, utilities and secretarial and administrative support services provided to members of the Management Team pursuant to the Administrative Services Agreement. For the three months ended and for the periods from January 13, 2025 (inception) through June 30, 2025, we incurred and paid $18,750 in fees for these services pursuant to the Administrative Services Agreement.

Underwriting Agreement

The underwriters of the Initial Public Offering had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On May 15, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the Over-Allotment Option to purchase the additional 3,000,000 Option Units at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option). Additionally, the underwriters are entitled to the Deferred Fee of (i) 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and (ii) 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $14,289,750 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statement and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

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

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on June 27, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before May 19, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by May 15, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on May 15, 2025 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until May 19, 2027 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to May 15, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-half of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $300,150,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.05 per Public Share as of June 30, 2024 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iv) the Private Placement Warrants Purchase Agreements and (v) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 4,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants. The Private Placement Warrants are identical to the Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On May 19, 2025, we consummated our Initial Public Offering of 30,015,000 Units , including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share, and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $300,150,000. Cantor acted as the sole book runner and representative of the underwriters.

On May 19, 2025, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 7,220,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor and Cantor, generating gross proceeds of $7,220,000.

Following the closing of our Initial Public Offering and the Private Placement, a total of $300,150,000 (which amount includes $14,289,750 of the Deferred Fee), was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 15, 2025, by and between the Company and Cantor, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated May 15, 2025, by and between the Company and Continental, as warrant agent. (1)
10.1	Investment Management Trust Agreement, May 15, 2025, by and between the Company and Continental, as trustee. (1)
10.2	Registration Rights Agreement, dated May 15, 2025, by and among the Company and certain security holders. (1)
10.3	Sponsor Private Placement Warrants Purchase Agreement, dated May 15, 2025, by and between the Company and the Sponsor. (1)
10.4	Cantor Private Placement Units Purchase Agreement, dated May 15, 2025, by and between the Company and Cantor. (1)
10.5	Letter Agreement, dated May 15, 2025, by and among the Company, its officers, directors, and the Sponsor. (1)
10.6	Form of Indemnity Agreement. (1)
10.7	Administrative Services Agreement, dated May 15, 2025, by and between the Company and Launchpad Capital Management Company LLC. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEN ACQUISITION CORP

Date: August 14, 2025	By:	/s/ Julian Sevillano
	Name:	Julian Sevillano
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)