Form 10-Q
period 2025-09-30
WEN Acquisition Corp
filed 2025-11-12
CIK 2057043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 30,015,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

WEN ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Unaudited Condensed Balance Sheets as of September 30, 2025	1

	Unaudited Condensed Statements of Operations for the (i) Three Months Ended September 30, 2025 and (ii) Period from January 13, 2025 (Inception) Through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the (i) Three Months Ended September 30, 2025 and (ii) Period from January 13, 2025 (Inception) Through September 30, 2025	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 13, 2025 (Inception) Through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

SIGNATURES		29

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 15, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., as representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 19, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Wen Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $14,289,750 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 19, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 13, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 30, 2025, as amended, and declared effective on May 15, 2025 (File No. 333-286872);

●	“Letter Agreement” are to the Letter Agreement, dated May 15, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,915,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 15, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Wen Sponsor LLC, a Delaware limited liability company;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $300,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, May 15, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

Assets:
Current assets
Cash	$762,861
Prepaid expenses	74,236
Prepaid insurance	77,385
Total current assets	914,482
Prepaid insurance – long-term	50,515
Cash and marketable securities held in Trust Account	304,812,813
Total Assets	$305,777,810

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$64,581
Accrued offering expenses	88,092
Due to Sponsor	5,455
Total current liabilities	158,128
Deferred Fee payable	14,289,750
Total Liabilities	14,447,878

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 30,015,000 shares at a redemption value of $10.15 per share	304,812,813

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 30,015,000 shares subject to possible redemption	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding	750
Additional paid-in capital	—
Accumulated deficit	(13,483,631)
Total Shareholders’ Deficit	(13,482,881)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$305,777,810

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Period from January 13, 2025 (Inception) Through September 30,
	2025	2025
General and administrative costs	$258,222	$531,139
Loss from operations	(258,222)	(531,139)

Other income:
Interest earned on cash and marketable securities held in Trust Account	3,259,210	4,662,813
Other income, net	3,259,210	4,662,813

Net income	$3,000,988	$4,131,674

Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	30,015,000	15,469,269

Basic and diluted net income per ordinary share, Class A Ordinary Shares	$0.08	$0.18

Basic weighted average shares outstanding of Class B Ordinary Shares	7,503,750	7,029,433

Basic net income per ordinary share, Class B Ordinary Shares	$0.08	$0.18

Diluted weighted average shares outstanding of Class B Ordinary Shares	7,503,750	7,499,986

Diluted net income per ordinary share, Class B Ordinary Shares	$0.08	$0.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares to Sponsor	—	—	7,503,750	750	24,250	—	25,000

Sale of 7,220,000 Private Placement Warrants	—	—	—	—	7,220,000	—	7,220,000

Fair value of Public Warrants at issuance	—	—	—	—	2,641,320	—	2,641,320

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(193,726)	—	(193,726)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,691,844)	(14,356,095)	(24,047,939)

Net income	—	—	—	—	—	1,130,686	1,130,686

Balance – June 30, 2025	—	—	7,503,750	750	—	(13,225,409)	(13,224,659)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,259,210)	(3,259,210)

Net income	—	—	—	—	—	3,000,988	3,000,988

Balance – September 30, 2025	—	$—	7,503,750	$750	$—	$(13,483,631)	$(13,482,881)

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net income	$4,131,674
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	53,670
Payment of general and administrative costs through due to sponsor	5,455
Interest earned on cash and marketable securities held in Trust Account	(4,662,813)
Changes in operating assets and liabilities:
Prepaid expenses	(28,766)
Prepaid insurance	(127,900)
Accrued expenses	64,581
Net cash used in operating activities	(564,099)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,150,000)
Net cash used in investing activities	(300,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,929,999
Proceeds from sale of Private Placements Warrants	7,220,000
Repayment of IPO Promissory Note - related party	(300,000)
Payment of offering costs	(373,039)
Net cash provided by financing activities	301,476,960

Net Change in Cash	762,861
Cash – Beginning of period	—
Cash – End of period	$762,861

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$88,092
Deferred offering costs paid through IPO Promissory Note – related party	$200,860
Prepaid services contributed by Sponsor through IPO Promissory Note – related party	$45,470
Deferred Fee payable	$14,289,750
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 1 — Description of Organization and Business Operations

Wen Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 13, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activities for the period from January 13, 2025 (inception) through September 30, 2025 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Wen Sponsor LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2025 (File No. 333-28682) was declared effective on May 15, 2025 (as amended, the “IPO Registration Statement”). On May 19, 2025, the Company consummated the initial public offering of 30,015,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which included the full exercise of the Over-Allotment Option (as defined in Note 6) of 3,915,000 Units (the “Option Units”), generating gross proceeds of $300,150,000 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-third of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,220,000 Private Placement Warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), the representative of the several underwriters of the Initial Public Offering (the “Underwriters”), generating gross proceeds to the Company of $7,220,000 (the “Private Placement”). Each Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 4,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants.

Transaction costs amounted to $20,196,742, consisting of $5,220,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $14,289,750, and $686,992 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the trust account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Upon the closing of the Initial Public Offering on May 19, 2025, an amount of $300,150,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account may be invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 19, 2027 or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as currently in effect, the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. As of September 30, 2025, the amount in the Trust Account was $10.15 per Public Share.

The Ordinary Shares (as defined in Note 5) subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Sponsor, officers and directors have entered into a letter agreement with the Company, dated May 15, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

 Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under the IPO Promissory Note (as defined in Note 5) from the Sponsor of up to $300,000. At September 30, 2025, the Company had cash of $762,861 and working capital of $756,354.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 5), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” Management has determined the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a Going Concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a Going Concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2025 and the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on June 27, 2025. The interim results for the three months ended September 30, 2025 and for the period from January 13, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $762,861 and did not have any cash equivalents as of September 30, 2025.

Cash and Marketable Securities Held in Trust Account

At September 30, 2025, substantially all the assets held in the Trust Account amounting to $304,812,813 were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

For the three months ended September 30, 2025, and for the period from January 13, 2025 (inception) through September 30, 2025, the Company recorded $3,259,210 and $4,662,813, respectively, of interest earned from the Trust Account in the accompanying unaudited condensed statements of operations. For the three months ended September 30, 2025, and for the period from January 13, 2025 (inception) through September 30, 2025, the Company did not withdraw any interest earned in the Trust Account.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants were accounted for under equity treatment based on the equity classification of the underlying financial instruments, after Management’s evaluation.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheet. As of September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(2,641,320)
Class A Ordinary Shares issuance cost	(20,003,016)
Plus:
Accretion of carrying value to redemption value	24,047,939
Class A Ordinary Shares subject to possible redemption, June 30, 2025	301,553,603
Plus:
Accretion of carrying value to redemption value	3,259,210
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$304,812,813

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended September 30, 2025 and for the period from January 13, 2025 (inception) through September 30, 2025 was less than the exercise price, and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 30,015,000 Class A Ordinary Shares in the aggregate.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended		For the Period from January 13, 2025 (Inception) Through
	September 30, 2025		September 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$2,400,790	$600,198	$2,840,785	$1,290,889

Denominator:
Basic weighted average Ordinary Shares outstanding	30,015,000	7,503,750	15,469,269	7,029,433
Basic net income per Ordinary Share	$0.08	$0.08	$0.18	$0.18

	For the Three Months Ended		For the Period from January 13, 2025 (Inception) Through
	September 30, 2025		September 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$2,400,790	$600,198	$2,782,588	$1,349,086

Denominator:
Diluted weighted average Ordinary Shares outstanding	30,015,000	7,503,750	15,469,269	7,499,986
Diluted net income per Ordinary Share	$0.08	$0.08	$0.18	$0.18

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on May 19, 2025, the Company sold 30,015,000 Units at a purchase price of $10.00 per Unit for a total of $300,150,000, which included the full exercise of the Over-Allotment Option in the amount of 3,915,000 Option Units. Each Unit consists of one Public Share and one-half of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 7,220,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, in the Private Placement for an aggregate purchase price of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 4,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 5 — Related Party Transactions

Founder Shares

On January 13, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). On April 28, 2025 and April 29, 2025, the Company, through a share capitalization, issued the Sponsor an additional 575,000 and 1,178,750, Class B Ordinary Shares, respectively, as a result of which the Sponsor has purchased and holds an aggregate of 7,503,750 Class B Ordinary Shares. All share and per share data has been retrospectively presented. Up to 978,750 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On May 19, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 978,750 Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of such holders of the Founder Shares with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

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

Administrative Services Agreement

Commencing on May 15, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended September 30, 2025 and for the period from January 13, 2025 (inception) through September 30, 2025, the Company incurred and paid $37,500 and $56,250, respectively, in fees for these services.

Due to Sponsor

The Sponsor paid an amount of $5,455 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $5,455 is due to Sponsor as of September 30, 2025.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants (and the Class A Ordinary Shares underlying the Private Placement Warrants) and (iii) warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated May 15, 2025 between such holders and the Company (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Underwriters were entitled to a cash underwriting discount of $5,220,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds pursuant to the Over-Allotment Option), which was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, $14,289,750 in the aggregate upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement, dated May 15, 2025, by and between the Company and Cantor (such fee, the “Deferred Fee”).

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 30,015,000 shares subject to possible redemption.

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

As of September 30, 2025, there were 15,007,500 Public Warrants and 7,220,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the Warrant Agreement, dated May 15, 2025, by and between the Company and Continental (the “Warrant Agreement”) the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Public Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of Class A Ordinary Shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Level 1 assets include investments in money market funds that invest solely in Treasury securities. At September 30, 2025, assets held in the Trust Account were comprised of $304,812,341 in money market funds and $472 in cash, which were invested primarily in Treasury securities.

The fair value of the Public Warrants was $2,641,320 or $0.176 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

May 19, 2025
Volatility	5.2%
Risk free rate	4.17%
Stock price	$10.29
Weighted terms (Yrs)	7.01

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30, 2025
Cash	$762,861
Cash and marketable securities held in Trust Account	304,812,813

	For the Three Months Ended September 30,	For the Period from January 13, 2025 (Inception) Through September 30,
	2025	2025
General and administrative costs	$258,222	$531,139
Interest earned on cash and marketable securities held in Trust Account	3,259,210	4,662,813

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 15, 2025, by and between the Company and Continental.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on January 13, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Wen Sponsor LLC. We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on May 15, 2025. On May 19. 2025, we consummated our Initial Public Offering of 30,015,000 Units, including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $300,150,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 2,610,000 Private Placement Warrants and Cantor purchased 2,610,000Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $300,150,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 19, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 13, 2025 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $3,000,988, which consists of interest earned on marketable securities held in Trust Account of $3,259,210, offset by general and administrative costs of $258,222.

For the period from January 13, 2025 (inception) through September 30, 2025, we had net income of $4,131,674, which consists of interest earned on marketable securities held in Trust Account of $4,662,813, offset by general and administrative costs of $531,139.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $300,150,000 was initially placed in the Trust Account. We incurred transaction costs amounting to $20,196,742, consisting of $5,220,000 of cash underwriting fee, the Deferred Fee of $14,289,750, and $686,992 of other offering costs.

For the period from January 13, 2025 (inception) through September 30, 2025, cash used in operating activities was $564,099. Net income of $4,131,674 was affected by payment of operation costs through the IPO Promissory Note of $53,670, payment of operation costs through due to the Sponsor of $5,455, interest earned on marketable securities held in Trust Account of $4,662,813. Changes in operating assets and liabilities used $92,085 of cash for operating activities.

As of September 30, 2025, we had cash and marketable securities held in the Trust Account of $304,812,813 (including approximately $4,662,813 of interest income) was held in money market funds, which are invested primarily in Treasury securities.

As of September 30, 2025, we had cash and marketable securities held in the Trust Account of approximately $304,812,813 (including approximately $4,662,813 of interest income) was held in money market funds, which are invested primarily in Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which intertest shall be net of taxes payable, if any, and exclude the Deferred Fee) to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash held outside of the Trust Account of approximately $762,861. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025, or the completion of our Initial Public Offering. At May 19, 2025, we had borrowed $300,000 under the IPO Promissory Note. We repaid $273,824 at the closing of the Initial Public Offering and the outstanding balance of $26,176 was repaid on May 20, 2025. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 19, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 16, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the (i) three months ended and (ii) period from January 13, 2025 (inception) through September 30, 2025, we incurred and paid $37,500 and $56,250, respectively, in fees for these services pursuant to the Administrative Services Agreement.

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

The Underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds pursuant to the Over-Allotment Option). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and (ii) 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $14,289,750 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2025 and June 30, 2025, as filed with the SEC on June 27, 202 and August 14, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors , other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 2,610,000 Private Placement Warrants and Cantor purchased 2,610,000Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025. There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WEN ACQUISITION CORP

Date: November 12, 2025	By:	/s/ Julian Sevillano
	Name:	Julian Sevillano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)