Form 10-K
period 2025-12-31
WEN Acquisition Corp
filed 2026-03-26
CIK 2057043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ___________

Commission file number: 001-42654

WEN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Grand Avenue Suite 1530 Oakland, California	94612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 692-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	WENNU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	WENN	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	WENNW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s Class A Ordinary Shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2025. The registrant’s Units begin trading on the Global Market tier of The Nasdaq Stock Market LLC on May 16, 2025 and the registrant’s Class A Ordinary Shares and Warrants began trading on the Global Market tier of The Nasdaq Stock Market LLC on July 7, 2025. The aggregate market value of the registrant’s outstanding Units, other than Units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $317,258,550.

As of March 25, 2026, there were 30,015,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

WEN ACQUISITION CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	the pool of prospective target businesses;

●	our ability to complete our initial Business Combination;

●	our expectations regarding the potential performance of the prospective target business or businesses;

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 15, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of April 18, 2025;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 19, 2027 that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Wen Acquisition Corp., a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $14,289,750 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 19, 2025;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 13, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 30, 2025, as amended, and declared effective on May 15, 2025 (File No. 333-286872);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated May 15, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,915,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.25 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 15, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

v

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Wen Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $300,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 15, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 15, 2025 which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated May 15, 2025 which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on January 13, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination. As of the date of this Report, we have not selected any specific Business Combination target. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

We are concentrating our efforts on infrastructure companies in the financial technology (“fintech”) sector that are focused on enablement of digital assets, such as stablecoins, through the incorporation and integration of blockchain networks into the traditional financial systems. We believe that our Management Team and advisors’ deep expertise in both the fintech and digital asset/blockchain sectors lends itself well to pursuing platforms associated with the fintech space, but we are not required to complete our initial Business Combination with a business in those industries and, as a result, we may pursue a Business Combination outside of these industries. We are pursuing both domestic and global businesses.

Initial Public Offering

Our IPO Registration Statement became effective on May 15, 2025. On May 19, 2025, we consummated our Initial Public Offering of 30,015,000 Units, including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $300,150,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 2,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

A total of $300,150,000, comprised of $292,930,000 of the proceeds from the Initial Public Offering and $7,220,000 of the proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Julian M. Sevillano, our Chief Executive Officer and Chairmand of the Board, and Jurgen van de Vyver, our Chief Financial Officer, who have many years of experience in the fintech, payments, stablecoin and digital asset sector. We must complete our initial Business Combination by (i) May 19, 2027, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Business Strategy

We seek to capitalize on the significant financial services, fintech and digital assets experience and contacts of Julian Sevillano, our Chairman of the Board of Directors and Chief Executive Officer, Sheraz Shere, who serves as Co-Vice Chairman of the board of directors and Chairman of our Compensation Committee, Josh Fried, who serves as Co-Vice Chairman of the Board of Directors, Drew Glover, who serves as a Non-Executive Board director and Chairman of our Audit Committee, Jurgen van de Vyver, our Chief Financial Officer, and our advisors, Ryan Gilbert and Shami Patel, to identify, evaluate and acquire a fintech business in, among others, the digital asset/blockchain industry. Nonetheless, we may pursue a Business Combination outside of those industries. Members of our management team and advisors have extensive experience in the fintech, payments, stablecoin and digital asset sector. In addition, members of our team also have broad experience in operating technology and financial services companies in a public company environment, as well as searching for, negotiating and consummating Business Combinations in a SPAC context. Nonetheless, we may pursue a Business Combination outside of those industries. If we elect to pursue an investment outside of those industries, our Management Team and advisors’ expertise related to those industries may not be directly applicable to its evaluation or operation, and the information contained in this Report and the prospectus of our Initial Public Offering regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

Our Management Team

Our Management Team is predominantly composed of a team of high-level senior executives, including Julian M. Sevillano, our Chief Executive Officer and Chairman of the Board, and Jurgen van de Vyver, our Chief Financial Officer. Our Board of Directors provides valuable guidance, technical domain expertise, value-added input regarding senior team leadership capabilities of prospective Business Combination targets, and have access to differentiated ideas and opportunities through complementary networks. They also have specific special purpose acquisition company, or SPAC, experience and a proven track record of Business Combination success.

We believe that our Management Team and Board of Directors are well positioned among other special purpose acquisition vehicles focused on the financial services, real estate or asset management industries. Certain members of our Management Team will be dedicated full-time to the process of identifying, evaluating and negotiating with an acquisition target for our initial Business Combination. Our Management Team and Board of Directors have significant, meaningful experience as, among other titles, investors, executives, corporate strategists and business development heads within the technology and financial services industries and the asset management industry. In addition, our Management Team is aided by Ryan Gilbert and Shami Patel, our advisors.

The past performance of our Management Team or our Board is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial Business Combination. Further, in recent years, a number of target businesses have underperformed financially post-Business Combination. You should not rely on the historical record of our Management Teams’ or our Board’s performance as indicative of our future performance.

Below are the SPAC Business Combinations in which members of our Management Team and Board have participated, along with certain other information:

SPAC Experience

●	FinTech Acquisition Corp.: Shami Patel, one of our advisors, served as a director of FinTech I. After its initial public offering of $100.0 million in February 2015, FinTech I completed its initial Business Combination with CardConnect Corp. (NASDAQ: CNN) in July 2016. In connection with the Business Combination, approximately 11.2% of FinTech I’s Public Shares were redeemed. CardConnect Corp. was subsequently acquired by First Data Corporation in July 2017 for $15 per share.

●	FinTech Acquisition Corp. II: Mr. Patel served as a director of FinTech Acquisition Corp. II (“FinTech II”). Fintech II completed its $175.0 million initial public offering in January 2017, and consummated its initial Business Combination with International Money Express, Inc. (NASDAQ: IMXI) in July 2018. In connection with the Business Combination, approximately 28.8% of FinTech II’s Public Shares were redeemed. Mr. Patel served as a board observer of the post-Business Combination company until March 2020. International Money Express, Inc.’s closing price on March 25, 2026 was $15.85 per share.

●	FinTech Acquisition Corp. III: Mr. Patel served as an advisor to FinTech Acquisition Corp. III (“FinTech III”). FinTech III, after its initial public offering of $345.0 million in November 2018, consummated its initial Business Combination with Paya Inc. (NASDAQ: PAYA) in November 2020. In connection with the Business Combination, approximately 16.5% of FinTech III’s Public Shares were redeemed. PIPE investors committed to purchase an aggregate of $250.0 million in common stock, at a price of $10.00 per share. In February 2023, Paya Inc, was purchased by Nuvei for $9.75 per share.

●	FinTech Acquisition Corp. IV: Mr. Patel served as an advisor to FinTech Acquisition Corp. IV (“FinTech IV”). FinTech IV completed its initial public offering of $239.0 million in September 2020, and consummated its initial Business Combination with PWP Holdings LP (NASDAQ: PWP) in June 2021. None of FinTech IV’s Public Shares were redeemed in connection with the Business Combination. PIPE investors committed to purchase an aggregate of $125.0 million in common stock, at a price of $10.00 per share. PWP’s closing price on March 25, 2026 was $17.43 per share.

●	FTAC Olympus Acquisition Corp.: Ryan Gilbert, one of our advisors, served as Chief Executive Officer, President and a director, and Mr. Patel served as Chief Operating Officer, to FTAC Olympus Acquisition Corp. (NASDAQ: FTOC) (“FTOC”). FTOC, after its initial public offering of $755 million in August 2020, consummated its initial Business Combination with Payoneer Global Inc. (NASDAQ: PAYO) in June 2021. In connection with the Business Combination, approximately 23.9% of FTAC Olympus’ Public Shares were redeemed. PIPE investors committed to purchase an aggregate of $300.0 million in common stock, at a price of $10.00 per share. Payoneer’s closing price on March 25, 2026 was $4.89 per share.

●	Locust Walk Acquisition Corp.: Mr. Gilbert and Mr. Patel served as advisors to Locust Walk Acquisition Corp. (NASDAQ: LWAC) which merged with eFFECTOR therapeutics (NASDAQ: EFTR) in August 2021 (in which approximately 97.0% of LWAC’s Public Shares were redeemed). PIPE investors committed to purchase an aggregate of $60.7 million in common stock, at a price of $10.00 per share. eFFECTOR therapeutics effected a wind down in June 2024 and no longer trades on an exchange.

●	Phoenix Biotech Acquisition Corp.: Mr. Gilbert and Mr. Patel served as advisors to Phoenix Biotech Acquisition Corp. (NASDAQ: PBAX), which merged with CERo Therapeutics (Nasdaq: CERO) in February 2024 Phoenix Biotech Acquisition Corp. experienced redemptions of approximately 92.6% of its Public Shares in connection with an extension in December 2022, approximately 40.6% of the remaining Public Shares in connection with an extension in July 2023, approximately 1.5% of the remaining Public Shares in connection with an extension in January 2024 and approximately 89.1% of the remaining Public Shares in connection with the consummation of the Business Combination. PIPE Investors purchased, 12,580 shares of Series A convertible preferred stock, warrants to purchase 125,000 shares and warrants to purchase 2,000 shares of Series A Preferred Stock, for aggregate cash proceeds to Phoenix Biotech Acquisition Corp. of approximately $9.4 million. CERo Therapeutic’s closing price on March 25, 2026 was $0.0331 per share.

●	Newcourt Acquisition Corp.: Mr. Van de Vyver served as chief financial officer of, and Mr. Gilbert and Mr. Patel served as advisors to Newcourt Acquisition Corp. (NASDAQ: NCAC), which merged with Psyence Biomedical (Nasdaq: PBM) in January 2024. NCAC experienced redemptions of approximately 94.0% of its Public Shares in connection with an extension in January 2023, approximately 25.9% of the remaining Public Shares in connection with an extension in July 2023, approximately 34.6% of the remaining Public Shares in connection with an extension in January 2024 and approximately 83.5% of the remaining Public Shares in connection with the consummation of the Business Combination. Psyence’s closing price on March 25, 2026 was $2.43 per share.

●	Launch One Acquisition Corp.: Mr. Van de Vyver serves as chief financial officer of, Mr. Gilbert serves as chairman of, and Mr. Patel serves as an advisor to, Launch One Acquisition Corp. (Nasdaq: LPAA), a blank check company which raised $230.0 million in its initial public offering in July 2024 and is currently searching for a Business Combination target in the healthcare or healthcare related industries and, in particular, life sciences, following the termination of a Business Combination agreement with Minovia Therapeutics Ltd., an Israeli company limited by shares.

●	Launch Two Acquisition Corp.: Mr. Van de Vyver serves as chief financial officer of, and Mr. Patel and Mr. Gilbert serve as advisors to, Launch Two Acquisition Corp. (Nasdaq: LPBB), a blank check company which raised $230.0 million in its initial public offering in October 2024 and is currently searching for a Business Combination target among technology and software infrastructure companies whose products and services target financial services, real estate and asset management companies.

●	Launchpad Cadenza Acquisition Corp I: Mr. Van de Vyver serves as chief financial officer of, and Mr. Gilbert and Mr. Patel serve as advisors to, Launchpad Cadenza Acquisition Corp I (Nasdaq: LPCV), a blank check company which raised $200.0 million in its initial public offering in December 2025 and is currently searching for a Business Combination target in the technology and software infrastructure sector with companies operating within the blockchain, financial technology, and digital assets ecosystems.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. Qualities we look for in identifying SPAC merger companies include, but are not limited to, the following:

●	Ability to sustain and grow free cashflow. We are looking for growing companies which are cashflow positive and have an ability to show consistent margin integrity. We are attracted to recurring revenue and platform businesses with efficient operating leverage, customer acquisition and cross-selling opportunities.

●	Strong Management. We are looking for proven management with a track record of executing and growing platforms who can credibly operate within public markets.

●	Advantages to being a public company. We are seeking companies that would benefit from being part of the public capital markets. Such benefits could include greater and more efficient access to equity or debt capital, as well as public stock to execute a consolidation or roll-up strategy and better attract and retain employees.

●	Defensible and competitive advantage which leverage blockchain technology. We are looking for companies whose products and services are defensible and afford a differentiation solution to customers driven by new blockchain and digital asset technologies. Companies which could be attractive to us may have a pricing, solution or timing advantage to others in the marketplace.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant. We may decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry that are made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another Business Combination.

Initial Business Combination

We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

If we are unable to complete our initial Business Combination within the Combination Period, we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable, if any, and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions as further described herein. As of December 31, 2025, the pro rata Redemption Price was approximately $10.25 per Public Share, without taking into account any interest or other income earned on such funds. However, we cannot assure our Public Shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our Public Shareholders.

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable, if any, on the interest earned on the Trust Account, and such test, the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post- transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or advisors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors, or advisors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Sponsor Information

Our Sponsor is a Delaware limited liability company, which was formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our company. Ryan Gilbert and Shami Patel, our advisors, are the managing members of Wen Management Sponsor LLC (“WMS”), the sole managing member of our Sponsor and hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. All of our directors, officers and advisors are members of WMS. Since the overallotment was exercised in full, our officers, directors and advisors collectively received an indirect interest in approximately 59.4% of the Founder Shares held by our Sponsor and approximately 17.4% of the Private Placement Warrants held by our Sponsor through membership interests in WMS. Other third-party accredited investors own an indirect interest in approximately 40.6% of the Founder Shares held by our Sponsor and approximately 82.6% of the Private Placement Warrants held by our Sponsor. As of the date of this Report, other than our advisors, no other person has a direct or indirect material interest in our Sponsor. Other than our management team, none of the other members of our Sponsor participate in our company’s activities or have any right to control the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise.

Because our Sponsor acquired the Founder Shares at a nominal price, our Public Shareholders incurred immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Public Warrants. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion. In addition, the exercise of the Private Placement Warrants purchased by our Sponsor and Cantor would increase the dilution to our Public Shareholders. Also, the conversion of any working capital loans into Private Placement Warrants, as well as the exercise of such Private Placement Warrants, may further increase the dilution to our Public Shareholders.

The Founder Shares will automatically convert into Class A Ordinary Shares (such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of our initial Business Combination, the ratio at which the Class B Ordinary Shares will convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) all Ordinary Shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A Ordinary Shares issuable upon exercise of the private placement warrants), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement-equivalent warrants issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial Business Combination and any redemptions of Class A Ordinary Shares by Public Shareholders in connection with any amendment to our Amended and Restated Articles made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-Business Combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Any conversion of Class B Ordinary Shares described herein will take effect as a compulsory redemption of Class B Ordinary Shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law. Such dilution could materially increase to the extent that the anti-dilution provision of the Founder Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination to maintain the number of Founder Shares at 20% (as described above).

In addition, in order to facilitate our initial Business Combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Warrants or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein.

Status as a Public Company

We believe our structure will make an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination as of December 31, 2025 in the amount of 307,783,710 before payment of the Deferred Fee, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Potential Additional Financings

Should we seek to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through (i) the issuance of (x) equity or (y) any securities of our Company that are convertible into, or exchangeable or exercisable for, equity securities of our Company, including any private placement of equity or debt, or (ii) loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business's management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We also cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Class A Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place our Company at a disadvantage in the transaction or result in other additional burdens on our Company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that our shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of our Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to our shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors and their respective affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors and their respective affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, directors, officers, advisors and their respective affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors and their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, advisors and their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers, advisors and their affiliates will select which Public Shareholders to purchase Public Shares from based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers, advisors and their affiliates are restricted from making purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC. Additionally, in the event our Sponsor, directors, officers, advisors and their affiliates were to purchase our securities from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors and their respective affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, advisors and their respective affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors and their respective affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, directors, officers, advisors and their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors and their respective affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, directors, officers, advisors and their respective affiliates;

●	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors and their respective affiliates on the likelihood that the Business Combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, directors, officers, advisors and their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors and their respective affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the Redemption Price was $10.25 per Public Share. The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriters.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one-third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares, we would need 11,255,626, or 37.33%, of the 30,150,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted, and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles vote their Ordinary Shares at a general meeting of our shareholders, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution. In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares have the right to vote (i) appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Public Shares submitted for redemption will be returned to the Public Shareholders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination.

Limitation on Redemptions Upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares sold in our Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period, although, they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $553,972 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.25, as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our Public Shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, in each case less taxes payable, if any, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than the Redemption Price.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $553,972 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Mr. Julian Sevillano and Mr. Jurgen van de Vyver. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accounting firm. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following May 19, 2030, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year's second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no operating revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, which is completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to our shareholders in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to shareholders of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond May 19, 2027 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, our shareholders are unable to ascertain the merits or risks of any particular target business’ operations;

●	we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	if our initial Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”;

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders.

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, Cantor and other holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders;

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies; and

●	we may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

For more detailed descriptions of these and other risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, as filed with the SEC on June 27, 2025 and August 14, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 180 Grand Avenue, Suite 1530, Oakland, California 94612, and our telephone number is 510) 692-9600. The cost for our use of this space is included in the $12,500 per month fee we pay to an affiliate of our Sponsor for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Warrants are each traded on the Capital Market tier of Nasdaq under the symbols “WENNU”, “WENN” and “WENNW”, respectively. Our Public Units commenced public trading on May 16, 2025, and our Public Shares and Public Warrants commenced separate public trading on July 7, 2025.

(b)	Holders

On March 26, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and three holders of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 2,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on January 13, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Wen Sponsor LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on infrastructure companies in the financial technology sector that are focused on enablement of digital assets. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on May 15, 2025. On May 19, 2025, we consummated our Initial Public Offering of 30,015,000 Units, including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $300,150,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 2,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $300,150,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 19, 2027 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 13, 2025 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from January 13, 2025 (inception) through December 31, 2025, we had a net income of $6,877,026, which consisted of interest earned on cash and marketable securities held in the Trust Account of $7,633,710 offset by general and administrative costs of $756,684.

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

For the period from January 13, 2025 (inception) through December 31, 2025, cash used in operating activities was $759,896. Net income of $6,877,026 was affected by payment of operation costs through the IPO Promissory Note of $53,670, payment of operation costs through due to the Sponsor of $5,455, interest earned on cash and marketable securities held in the Trust Account of $7,633,710. Changes in operating assets and liabilities used $62,337 of cash for operating activities.

As of December 31, 2025, we had cash and marketable securities held in the Trust Account of approximately $307,783,710 (including approximately $7,633,710 of interest income) was held in money market funds, which are invested primarily in Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee) to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2025, we had cash held outside of the Trust Account of approximately $553,972. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 19, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we currently utilize office space at 180 Grand Avenue, Suite 1530, Oakland, California 94612 from Launchpad Capital Management Company LLC, an affiliate of our Sponsor. We pay such affiliate $12,500 per month for certain office space, utilities and secretarial and administrative support provided to members of our Management Team; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2025, we had paid $93,750 pursuant to the Administrative Services Agreement.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any Private Placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of such initial holders of the Founder Shares with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if we consummate a transaction after the initial Business Combination that results in our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on our financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Julian M. Sevillano	54	Chief Executive Officer and Chairman of the Board of Directors
Jurgen van de Vyver	36	Chief Financial Officer
Josh Fried	46	Director and Co-Vice Chairman
Sheraz Shere	53	Director and Co-Vice Chairman
Drew Glover	39	Director

The experience of our directors and executive officers is as follows:

Julian M Sevillano has served as our Chief Executive Officer and Chairman since inception. Mr. Sevillano has worked in the digital assets industry for several years. He currently serves as a board member of PayPal Digital Inc. since April 2025 and as a board member of Vast Bank since January 2026. Most recently, from March 2022 to September 2024, Mr. Sevillano served as a Partner and Global lead of McKinsey & Company's digital assets advisory. Prior to McKinsey, from September 2018 to February 2021, Mr. Sevillano served as Managing Director and founder of IBM Promontory's digital assets advisory services, and Head of Fintech and West Coast Advisory Services. Mr. Sevillano has worked with many large traditional financial institutions, digital asset native firms, and regulatory agencies, including the Wyoming Division of banking, among others, on a range of strategy, go to market, licensing, risk and compliance, partnership and policy initiatives. Mr. Sevillano led several groundbreaking engagements, including helping Anchorage Digital obtain the first national trust license from the Office of the Comptroller of the Currency for a digital assets' custodian, and drafting Wyoming's division of banking first of a kind rules and supervisory guidance for digital assets banking and payments activities. Prior to his time as a consultant, Julian held several leadership positions over a 15-year career at Visa in risk, finance, strategy, corporate development, and in Visa's IPO readiness team. He was at Visa from 1999 to 2015 and his last role was Global Head of Enterprise Risk, which included leading due diligence for all of Visa's acquisitions and investments, and reporting to the Chief Risk Officer and to Visa's Audit and Risk Committee of the Board. Mr. Sevillano started his career at American Express Bank from 1994 to 1998 in corporate and private banking based in Miami, Florida and Santiago, Chile. We believe that Mr. Sevillano's extensive industry experience in payments, financial services and digital assets, and deep expertise in strategy, financial and risk management qualified him to serve as the chairman of our board of directors.

Jurgen van de Vyver has served as our Chief Financial Officer since inception. He has been a Partner at Launchpad Capital since May 2021, where he co-leads early-stage fintech investments and manages the firm's finance and business operations. He is currently Chief Financial Officer of Launch One Acquisition Corp. (Nasdaq: LPAA), a blank check company that raised $230.0 million in its initial public offering in July 2024 and is currently searching for a Business Combination target in the healthcare or healthcare related industries and, in particular, life sciences following the termination of a Business Combination agreement with Minovia Therapeutics Ltd., an Israeli company limited by shares. He is also currently Chief Financial Officer of Launch Two Acquisition Corp. (Nasdaq: LPBB), a blank check company that raised $230.0 million in its initial public offering in October 2024 and is currently searching for a Business Combination target among technology and software infrastructure companies whose products and services target financial services, real estate and asset management companies, Launchpad Cadenza Acquisition Corp I (Nasdaq: LPCV), a blank check company that raised $230.0 million in its initial public offering in December 2025 and is currently searching for a Business Combination target in the blockchain infrastructure, financial technology, and digital market infrastructure companies. He served as the Chief Financial Officer of Newcourt Acquisition Corp (Nasdaq: NCAC) from June 2023 until January 2024, overseeing NCAC's merger with Psyence Biomedical (Nasdaq: PBM). Mr. van de Vyver was the head of finance and operations at Propel Venture Partners, a venture capital fund backed by BBVA Group, from 2017 to 2021. Mr. van de Vyver also served as a consultant from 2015 to 2017 for CrossCountry Consulting, where his clients included Lending Club (NYSE: LC), Danaher (NYSE: DHR) and Marriott Vacations Worldwide Corp (NYSE: VAC).

Josh Fried has served as an independent director and Co-Vice Chairman of the board of directors since the commencement of trading of our securities on Nasdaq. Mr. Fried has nearly 25 years of technology, media and product experience as an executive, general manager and investor.

Mr. Fried is currently the cofounder and CEO of Decal Labs Inc., a blockchain payments and loyalty company, a post he has held since June 2025. Decal Labs Inc., incorporated in Delaware with offices in California, Connecticut, works with a merchant’s existing point-of-sale system to accept stablecoins as payment and enables stored value loyalty programs that earn interest on customer balances. Mr. Fried currently leads the Solana Foundation's growth effort focused on commerce, loyalty, merchant payments and ticketing, a post he has held since January 2023. The Solana Foundation is a non-profit foundation based in Zug, Switzerland, dedicated to the decentralization, adoption, and security of the Solana blockchain ecosystem. Prior to this role, from July 2021 to January 2023, Mr. Fried held a business development role at Solana Labs, a commercial entity based in San Francisco which builds products, tools and reference implementations on the Solana blockchain.

At Solana Labs, he co-led the launch of the Solana Pay protocol, an open-source framework for merchant payments using stablecoins. During his decade-long tenure at Google, from 2011 to 2021, Mr. Fried led the launch and growth of Waze Carpool across all 50 U.S. states, Israel, Brazil and Mexico, and led a Google Shopping business development team focused on brands and manufacturers. From 2007 to 2011, Mr. Fried built and managed digital properties for NBCUniversal (acquired by Comcast), including several leading destination websites. Mr. Fried's career began on the content side of the media business, holding editorial and production jobs at STANFORD magazine from 2001 to 2004. He also worked for CNN (2000), the San Francisco Giants baseball club (2005), and Time Inc.'s Sports Illustrated magazine (2006). Mr. Fried earned a BA in Comparative Literature from Stanford in 2001 and an MBA from the Yale School of Management in 2007. We believe that Mr. Fried's experience in the blockchain and consumer internet sector qualifies him to be a member of our board of directors.

Sheraz Shere has served as an independent director and Co-Vice Chairman of the board of directors since the commencement of trading of our securities on Nasdaq. Mr. Shere has over 25 years of financial services and technology experience as a founder, executive and investor. Mr. Shere is the General Manager of the Payments vertical at the Solana Foundation, a role he has held since January2023. Prior to his role at the Solana Foundation, from July 2021 to January 2023, Mr. Shere held a leadership role at Solana Labs, a commercial entity based in San Francisco which builds products, tools and reference implementations that can be used on the Solana blockchain. At Solana Labs, Mr. Shere led the launch of the Solana Pay protocol, an open source framework for merchant payments using stablecoins. Prior to his work in the Solana ecosystem, from July 2018 to June 2021, Mr. Shere worked at Google, where he led an AI services team in the Google Cloud division, focused on digital transformation for Fortune 50 companies; Mr. Shere led large teams of technology professionals working with the largest telecom companies in the world to transform their contact centers with AI In 2014, Mr. Shere co-founded a fintech data company, Commerce Signals, and served as its COO, leading the product, go-to-market and sales functions. Commerce Signals was acquired by Verisk (NASDAQ: VRSK) in December of 2019. Prior to founding Commerce Signals, from 2008 to 2014, Mr. Shere worked at Google, where he led all of sales and business development for the Google Checkout product. From there, he joined the founding team of Google Pay and led the merchant business development efforts to enable the launch of an Android based mobile payments ecosystem in the U.S.

Drew Glover has served as an independent director since the commencement of trading of our securities on Nasdaq. Mr. Glover brings over 15 years of experience at the intersection of financial services, technology, and venture capital as a founder, executive, and operator. Mr. Glover is currently the General Partner at Fiat Ventures, a venture capital firm he co-founded in August 2021, dedicated to supporting early-stage companies in fintech and adjacent sectors. Mr. Glover is also a Co-Founder of Fiat Growth, a performance marketing and consulting agency launched in January 2019, helping mission-driven companies such as Chime, Lemonade and Copper Banking achieve scalable growth and build consumer-focused financial products. Mr. Glover also serves on the Board of the David E. Glover Emerging Technology Center, a nonprofit focused on advancing technology equity and inclusion. Previously, Mr. Glover was a board member of the Tennis Coalition SF, where he contributed to efforts promoting community access to sports and recreation. Mr. Glover has held key roles in technology and growth-focused organizations. At Steady IQ, from 2016 to 2018, Mr. Glover served as VP of Marketplace, overseeing growth for the financial empowerment platform. During his tenures at Namely, from 2014 to 2016, and Accenture (NYSE: ACN), from 2012 to 2013, he led business development and sales efforts, helping businesses optimize their workforce solutions. Earlier in his career, Mr. Glover was Head of Business Development at Portal A, where he drove strategic partnerships in digital media, and a Social Advocacy Campaign Manager at PolicyLink, where he worked on technology equity initiatives. Mr. Glover holds a BA and MA in Political Science and American Studies from the University of California, Berkeley. We believe that Mr. Glover's extensive expertise in venture capital, fintech, and growth marketing, along with his leadership on nonprofit boards, makes him an invaluable addition to our board of directors.

Advisors

Ryan Gilbert, one of our advisors, is currently the General Partner of Launchpad Capital, a financial services focused venture capital firm that he founded in 2020, and a senior advisor to Castle Creek Capital. Mr. Gilbert is also the chairman of the board of Launch One Acquisition Corp. (Nasdaq: LPAA), a blank check company that raised $230.0 million in its initial public offering in July 2024 and is currently searching for a Business Combination target in the healthcare or healthcare related industries and, in particular, life sciences following the termination of a Business Combination agreement with Minovia Therapeutics Ltd., an Israeli company limited by shares He is also an advisor to Launch Two Acquisition Corp. (Nasdaq: LPBB), a blank check company which raised $230.0 million in its initial public offering in October 2024 and is currently searching for a Business Combination target among technology and software infrastructure companies whose products and services target financial services, real estate and asset management companies, and Launchpad Cadenza Acquisition Corp I (Nasdaq: LPCV), a blank check company that raised $230.0 million in its initial public offering in December 2025 and is currently searching for a Business Combination target in the blockchain infrastructure, financial technology, and digital market infrastructure companies Mr. Gilbert has over 25 years of global financial services and technology expertise as an entrepreneur, investor and advisor. His public company exits include Eventbrite and Square. Mr. Gilbert has extensive SPAC experience as a Board member, executive and investor. He served as President, Chief Executive and a director of FTAC Olympus Acquisition Corp. until its Business Combination with Payoneer Inc. (Nasdaq: PAYO) in June 2021. He was also an advisor to the sponsor of each of Phoenix Biotech Acquisition Corp., which completed its Business Combination with CERo Therapeutics (Nasdaq: CERO) in February 2024, Newcourt Acquisition Corp., which completed its Business Combination with Psyence Biomedical (Nasdaq: PBM) in January 2024, and Locust Walk Acquisition Corp, which completed its Business Combination with eFFECTOR Therapeutics, Inc. (Nasdaq: EFTR) in August 2021. From 2016 to 2021, Mr. Gilbert was a General Partner of Propel Venture Partners Fund 1, a venture capital fund backed by BBVA Group, and currently serves on the board of directors of Guideline, Inc. As entrepreneur-in-residence at venture capital firm Venrock, Mr. Gilbert co-founded BillFloat Inc. (dba SmartBiz Loans), a small business lending marketplace, and served as the Chief Executive Officer from 2009 to 2016, and executive chairman from 2016 to 2022. Since 2008, Mr. Gilbert has been an independent director of River City Bank, a community bank based in Sacramento, CA. He co-founded and served as Chief Executive Officer of real estate payments company PropertyBridge from 2003 to 2007 when it was acquired by MoneyGram International. Mr. Gilbert graduated from the University of the Witwatersrand in Johannesburg, South Africa, and is an inactive member of the State Bar of California.

Shami Patel, one of our advisors, is currently a Managing Director at Launchpad Capital. He has over 25 years of global experience in financial services and capital markets as an executive, board member and investor. Mr. Patel is also an advisor to Launch One Acquisition Corp. (Nasdaq: LPAA), a blank check company which raised $230.0 million in its initial public offering in July 2024 and is currently searching for a Business Combination target in the healthcare or healthcare related industries and, in particular, life sciences following the termination of a Business Combination agreement with Minovia Therapeutics Ltd., an Israeli company limited by shares. He is also an advisor to each of Launch Two Acquisition Corp. (Nasdaq: LPBB), a blank check company which raised $230.0 million in its initial public offering in October 2024 and is currently searching for a Business Combination target among technology and software infrastructure companies whose products and services target financial services, real estate and asset management companies, and Launchpad Cadenza Acquisition Corp I (Nasdaq: LPCV), a blank check company that raised $230.0 million in its initial public offering in December 2025 and is currently searching for a Business Combination target in the blockchain infrastructure, financial technology, and digital market infrastructure companies His SPAC experience includes being the Chief Operating Officer of FTAC Olympus Acquisition Corp. which completed its Business Combination with Payoneer Inc. (NASDAQ: PAYO) in February 2021, an advisor to Phoenix Biotech Acquisition Corp., which completed its Business Combination with CERo Therapeutics Holdings, Inc. (NASDAQ: CERO) in February 2024, an advisor to Newcourt Acquisition Corp. which completed its Business Combination with Psyence Biomedical Ltd. (NASDAQ: PBM) in January 2024, and an advisor to Locust Walk Acquisition Corp, which completed its Business Combination with eFFECTOR Therapeutics, Inc. (NASDAQ: EFTR) in August 2021. Mr. Patel was also active in origination, due diligence and execution of SPACs as a director of FinTech I, which completed its Business Combination with CardConnect LLC (NASDAQ: CCN) in August 2016, and FinTech II, which completed its Business Combination with Intermex Holdings II, Inc. in July 2018., with the post-Business Combination company being renamed International Money Express, Inc. (NASDAQ: IMXI); In addition, Mr. Patel served as a board observer of International Money Express, Inc. following its Business Combination, until March 2020. He also served as an advisor to FinTech III, which completed its Business Combination with Paya Holdings Inc. (NASDAQ: PAYA) in October 2020, and FinTech IV, which completed its Business Combination with Perella Weinberg Partners (NASDAQ: PWP) in June 2021. From 2015 to 2025, Mr. Patel was a managing director at Cohen Circle, LLC. Aside from his experience with SPACs, from 2010 to 2015, Mr. Patel served as the Vice Chairman of the board of directors and Chair of the compliance committee of Golden Pacific Bancorp, Inc., which was acquired by SoFi Technologies (NASDAQ: SOFI) in February 2022. From 2012 to 2014, he served as a venture partner at Clean Pacific Ventures Management, LLC, a venture capital firm specializing in early stage investments. Mr. Patel was also a partner at, and served on the executive committee of, Hexagon Securities, LLC, a credit focused investment bank and securities firm from 2010 to 2012. From 2001 to August 2009, he served as Managing Director and Senior Partner at Cohen & Company, helping to launch Alesco Financial, Inc. (NYSE: AFN), where he served as Chief Operating Officer and Chief Investment Officer from 2006 to 2009. From 1999 to 2000, he served as Chief Financial Officer for TRM Corporation (NASDAQ: TRMM), a consumer and financial services company. In 2000, Mr. Patel co-founded iATMglobal.net, a middleware software business where he served as Chief Executive Officer and which was sold to NCR Corporation in 2001. Mr. Patel also served on the Board of Visitors of Duke University School of Law from 2011 to 2023 and where he was a Senior Lecturing Fellow. Mr. Patel received a Juris Doctor with honors and Master of Business Administration from Duke University and Bachelor of Arts in Philosophy and Economics from Trinity University.

We currently expect our advisors to (i) assist us in sourcing and negotiating with potential Business Combination targets and (ii) provide their business insights when we assess potential Business Combination targets. In this regard, they will fulfill some of the same functions as our board members. However, they have no written advisory agreement with us. Our advisors (Ryan Gilbert and Shami Patel) own a pecuniary interest in the Founder Shares held by our sponsor, but are not currently party to any agreements to receive additional compensation. Our advisors will not be under any fiduciary obligations to us nor will they perform board or committee functions. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a Business Combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential Business Combination targets or create value in businesses that we may acquire.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote (i) on the appointment and removal of directors or (ii) continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Our Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of our shareholders. The term of office of the first class of directors, which consists of Drew Glover, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Julian Sevillano, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Josh Fried and Sheraz Shere, will expire at the third annual general meeting. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to vote to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Audit Committee

Our Board of Directors has established the Audit Committee. Mr. Fried, Mr. Shere and Mr. Glover serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Mr. Fried, Mr. Shere and Mr. Glover are each independent.

Drew Glover serves as the chair of the Audit Committee. Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Drew Glover qualifies as an "audit committee financial expert" as defined in applicable SEC rules.

We adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm's qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm's internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations"; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

Our Board of Directors has established the Compensation Committee. The members of our Compensation Committee are Mr. Fried, Mr. Shere and Mr. Glover, and Mr. Shere serves as chair of the Compensation Committee.

Under the Nasdaq Rules and applicable SEC rules, we are required to have a Compensation Committee of at least two members, all of whom must be independent. Mr. Fried, Mr. Shere and Mr. Glover are each independent. We have adopted a Compensation Committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer's compensation, evaluating our Chief Executive Officer's performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer's based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statements restatement or other financial statements change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee considers the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Fried, Mr. Shere and Mr. Glover. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Amended and Restated Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On April 28, 2025, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor, pursuant to the IPO Promissory Note to cover offering-related and organizational expenses;

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by Launchpad Capital Management Company LLC, an affiliate of our sponsor, in an amount equal to $12,500 per month, pursuant to the Administrative Services Agreement;

●	Payment of consulting, success or finder fees to our Sponsor, officers, directors, advisors or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by the Compensation Committee or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management's motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Recovery and Clawback Policy

On April 18, 2025 our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 26, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 37,518,750 Ordinary Shares, consisting of (i) 30,015,000 Class A Ordinary Shares and (ii) 7,503,750 Class B Ordinary Shares, issued and outstanding as of March 26, 2026. On all matters to be voted upon, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
Wen Sponsor LLC(2)(3)	—	—	7,503,750	100.00%	20.00%
Julian Sevillano	—	—	—	—	—
Jurgen van de Vyver	—	—	—	—	—
Josh Fried	—	—	—	—	—
Sheraz Shere	—	—	—	—	—
Drew Glover	—	—	—	—	—
All officers and directors and director as a group (5 persons)(2)(3)	—	—	7,503,750	100%	20.00%

Other 5% Shareholders
Barclays PLC (4)	2,352,961	7.83%	—	—	6.27%
Harraden Parties (5)	1,820,449	6.07%	—	—	4.85%
Saba Parties (6)	1,563,222	5.21%	—	—	4.17%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Wen Acquisition Corp., 180 Grand Avenue, Suite 1530, Oakland, California 94612.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares (unless otherwise provided in our initial Business Combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Wen Sponsor LLC, our Sponsor, is the record holder of such Class B Ordinary Shares. Wen Management Sponsor LLC is the sole managing member of our Sponsor and Ryan Gilbert and Shami Patel are the managing members of Wen Management Sponsor LLC and hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Gilbert and Mr. Patel disclaim any beneficial ownership of the securities held by the Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In addition, our officers, directors and advisors are indirectly own Founder Shares as members of Wen Management Sponsor LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G/A filed with the SEC on February 11, 2026 by Barclays Bank PLC, a public limited company of the United Kingdom (“Barclays”). The principal business address of Barclays is 1 Churchill Place, London E14 5HP, United Kingdom.

(5)	According to Amendment No. 1 to Schedule 13G filed with the SEC on February 13, 2026, by (i) Harraden Circle Investments, LLC, a Delaware limited liability company (“Harraden Adviser”, (ii) Harraden Circle Investors GP, LP, a Delaware limited partnership (“Harraden GP”), (iii) Harraden Circle Investors GP, LLC, a Delaware limited liability company (“Harraden LLC”), (iv) Harraden Circle Investors, LP, a Delaware limited partnership (“Harraden Fund”), (v) Harraden Circle Special Opportunities, LP, a Delaware limited partnership (“Harraden Special Op Fund”), (vi) Harraden Circle Strategic Investments, LP, a Delaware limited partnership (“Harraden Strategic Fund”), (vii) Frederick V. Fortmiller, Jr., a United Stated citizen (“Mr. Fortmiller”) and (viii) Harraden Circle Concentrated, LP, a Delaware limited partnership (“Concentrated Fund”, collectively with Harraden Adviser, Harraden GP, Harraden LLC, Harraden Fund, Harraden Strategic Fund and Mr. Fortmiller, the “Harraden Parties”). Harraden GP is the general partner to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Concentrated Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, Concentrated Fund and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Public Shares directly beneficially owned by Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Concentrated Fund. The principal business address of each of the Harraden Parties is 885 Third Avenue, Suite 2600B, New York, New York 10022.

(6)	According to s Schedule 13G/A filed with the SEC on January 12, 2026 by (i) Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), (ii) Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and (iii) Mr. Boaz R. Weinstein (“Mr. Weinstein”, collectively with Saba Capital and Saba GP, the “Saba Parties”). The principal business address for each of the Saba Parties is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 13, 2025, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs and expenses in the Initial Public Offering in exchange for 5,750,000 Founder Shares. On April 28, 2025, and on April 29, 2025, we, through a share capitalization, issued the Sponsor an additional 575,000 and 1,178,750, respectively, Class B Ordinary Shares, as a result of which the Sponsor has purchased and holds an aggregate of 7,503,750 Class B Ordinary Shares.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 30,015,000 Public Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding Ordinary Shares after the Initial Public Offering. Up to 978,750 of the Founder Shares were to be surrendered for no consideration depending on the extent to which the Over-Allotment Option was exercised. On May 15, 2025, the Underwriters fully exercised their Over-Allotment Option and such 978,570 Founder Shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 2,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except that,  so long as they are held by our Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8). If we do not complete our initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers, directors, advisors or their respective affiliates a finder's fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Pursuant to the Administrative Services Agreement, we currently utilize office space at 180 Grand Avenue, Suite 1530, Oakland, California 94612 from Launchpad Capital Management Company LLC, an affiliate of our Sponsor. We pay such affiliate $12,500 per month for certain office space, utilities and secretarial and administrative support provided to members of our Management Team; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2025, we have paid $93,750 pursuant to the Administrative Services Agreement.

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $300,000 was fully repaid upon the consummation of our Initial Public Offering. No additional borrowing is available under the IPO Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to the Registration Rights Agreement, the holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any Private Placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding Public Shares.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Josh Fried, Sheraz Shere, and Drew Glover are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 13, 2025 (inception) through December 31, 2025 and totaled approximately $169,395. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the period from January 13, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the period from January 13, 2025 (inception) through December 31, 2025

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for the period from January 13, 2025 (inception) through December 31, 2025

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

WEN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Wen Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wen Acquisition Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from January 13, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Wen Acquisition Corp. as of December 31, 2025, and the results of its operations and its cash flows for the period from January 13, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a Business Combination within two years of the initial public offering, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

New York, New York

March 26, 2026

PCAOB ID Number 100

WEN ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash	$553,972
Prepaid expenses	50,130
Prepaid insurance	77,385
Total current assets	681,487
Prepaid insurance – long-term	31,169
Cash and marketable securities held in Trust Account	307,783,710
Total Assets	$308,496,366

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$50,877
Accrued offering expenses	75,000
Due to Sponsor	5,455
Total current liabilities	131,332
Deferred fee payable	14,289,750
Total Liabilities	14,421,082

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 30,015,000 shares at a redemption value of $10.25 per share	307,783,710

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 30,015,000 shares subject to possible redemption	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding	750
Additional paid-in capital	—
Accumulated deficit	(13,709,176)
Total Shareholders’ Deficit	(13,708,426)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$308,496,366

The accompanying notes are an integral part of the financial statements.

WEN ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$756,684
Loss from operations	(756,684)

Other income:
Interest earned on cash and marketable securities held in Trust Account	7,633,710
Other income	7,633,710

Net income	$6,877,026

Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	19,270,994

Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.26

Basic weighted average shares outstanding of Class B Ordinary Shares	7,153,402

Basic net income per Ordinary Share, Class B Ordinary Shares	$0.26

Diluted weighted average shares outstanding of Class B Ordinary Shares	7,286,868

Diluted net income per Ordinary Share, Class B Ordinary Shares	$0.26

The accompanying notes are an integral part of the financial statements.

WEN ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares to Sponsor	—	—	7,503,750	750	24,250	—	25,000

Sale of 7,220,000 Private Placement Warrants	—	—	—	—	7,220,000	—	7,220,000

Fair value of Public Warrants at issuance	—	—	—	—	2,641,320	—	2,641,320

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(193,726)	—	(193,726)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,691,844)	(20,586,202)	(30,278,046)

Net income	—	—	—	—	—	6,877,026	6,877,026

Balance – December 31, 2025	—	$—	7,503,750	$750	$—	$(13,709,176)	$(13,708,426)

The accompanying notes are an integral part of the financial statements.

WEN ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$6,877,026
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	53,670
Payment of general and administrative costs through due to Sponsor	5,455
Interest earned on cash and marketable securities held in Trust Account	(7,633,710)
Changes in operating assets and liabilities:
Prepaid expenses	(4,660)
Prepaid insurance	(108,554)
Accrued expenses	50,877
Net cash used in operating activities	(759,896)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,150,000)
Net cash used in investing activities	(300,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,930,000
Proceeds from sale of Private Placements Warrants	7,220,000
Repayment of IPO Promissory Note	(300,000)
Payment of offering costs	(386,132)
Net cash provided by financing activities	301,463,868

Net Change in Cash	553,972
Cash – Beginning of period	—
Cash – End of period	$553,972

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through IPO Promissory Note	$200,860
Prepaid services contributed by Sponsor through IPO Promissory Note	$45,470
Deferred Fee payable	$14,289,750
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000

The accompanying notes are an integral part of the financial statements.

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Description of Organization and Business Operations

Wen Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 13, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of December 31, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from January 13, 2025 (inception) through December 31, 2025 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 19, 2027 or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. As of December 31, 2025, the amount in the Trust Account was $10.25 per Public Share.

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

At December 31, 2025, the Company had cash of $553,972 and working capital of $550,155.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statement- Going Concern,” Management has determined the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a Going Concern. The accompanying financial statements do not include any adjustments that might result from the Company’s inability to continue as a Going Concern.

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $553,972 and did not have any cash equivalents as of December 31, 2025.

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Cash and Marketable Securities Held in Trust Account

At December 31, 2025, substantially all the assets held in the Trust Account amounting to $307,783,710 were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

For the period from January 13, 2025 (inception) through December 31, 2025, the Company recorded $7,633,710 of interest earned from the Trust Account in the accompanying statements of operations. For the period from January 13, 2025 (inception) through December 31, 2025, the Company did not withdraw any interest earned in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to its short-term nature.

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheet. As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheet are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(2,641,320)
Class A Ordinary Shares issuance cost	(20,003,016)
Plus:
Accretion of carrying value to redemption value	30,278,046
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$307,783,710

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the period from January 13, 2025 (inception) through December 31, 2025 was less than the exercise price, and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 30,015,000 Class A Ordinary Shares in the aggregate.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Period from January 13, 2025 (Inception) Through December 31, 2025
	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$5,015,332	$1,861,694
Denominator:
Basic weighted average Ordinary Shares outstanding	19,270,994	7,153,402
Basic net income per Ordinary Share	$0.26	$0.26

	For the Period from January 13, 2025 (Inception) Through December 31, 2025
	Class A	Class B
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$4,990,128	$1,886,898
Denominator:
Diluted weighted average Ordinary Shares outstanding	19,270,994	7,286,868
Diluted net income per Ordinary Share	$0.26	$0.26

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Administrative Services Agreement

Commencing on May 15, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the period from January 13, 2025 (inception) through December 31, 2025, the Company incurred and paid $93,750 in fees for these services.

Due to Sponsor

The Sponsor paid an amount of $5,455 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $5,455 is due to Sponsor as of December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 30,015,000 shares subject to possible redemption.

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants

As of December 31, 2025, there were 15,007,500 Public Warrants and 7,220,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Level 1 assets include investments in money market funds that invest solely in Treasury securities. At December 31, 2025, assets held in the Trust Account were comprised of $307,779,948 in money market funds and $3,762 in cash, which were invested primarily in Treasury securities.

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying statement of operations as net income or loss. The measure of segment assets is reported on the accompanying balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$553,972
Cash and marketable securities held in Trust Account	$307,783,710

WEN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

For the Period from January 13, 2025 (Inception) Through December 31,
2025
General and administrative costs	$756,684
Interest earned on cash and marketable securities held in Trust Account	$7,633,710

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 15, 2025, by and between the Company and Continental.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the accompanying statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the accompanying statement of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date up to the date that the accompanying financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

No.	Description of Exhibit
1	Underwriting Agreement, dated May 15, 2025, by and between the Company and Cantor, as representative of the several Underwriters. (2)
3	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (included as part of Exhibit 4.4) (1)
4.4	Warrant Agreement, dated May 15, 2025, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.*
10.1	Promissory Note issued to Wen Sponsor LLC. (1)
10.2	Securities Subscription Agreement between Wen Sponsor LLC and the Company. (1)
10.3	Investment Management Trust Agreement, May 15, 2025, by and between the Company and Continental, as trustee. (2)
10.4	Registration Rights Agreement, dated May 15, 2025, by and among the Company and certain security holders. (2)
10.5	Private Placement Warrants Purchase Agreement, dated May 15, 2025, by and between the Company and the Sponsor. (2)
10.6	Private Placement Units Purchase Agreement, dated May 15, 2025, by and between the Company and Cantor Fitzgerald & Co. (2)
10.7	Letter Agreement, dated May 15, 2025, by and among the Company, its officers, directors, and the Sponsor. (2)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Services Agreement, dated May 15, 2025, by and between the Company and Launchpad Capital Management Company LLC. (2)
14	Code of Ethics. (1)
19	Insider Trading Policies and Procedures, adopted April 28, 2025.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted as of April 28, 2025.*
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-286872), filed with the SEC on April 30, 2025.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2026	Wen Acquisition Corp.

	By:	/s/ Julian M. Sevillano
	Name:	Julian M. Sevillano
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Julian M. Sevillano	Chief Executive Officer and Chairman of the Board	March 26, 2026
Julian M. Sevillano	(Principal Executive Officer)

/s/ Jurgen van de Vyver	Chief Financial Officer	March 26, 2026
Jurgen van de Vyver	(Principal Financial and Accounting Officer)

/s/ Josh Fried	Director	March 26, 2026
Josh Fried

/s/ Sheraz Shere	Director	March 26, 2026
Sheraz Shere

/s/ Drew Glover	Director	March 26, 2026
Drew Glover