Form 10-Q
period 2026-03-31
WEN Acquisition Corp
filed 2026-05-14
CIK 2057043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 30,015,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

WEN ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1

	Statements of Operations for the Three Months Ended March 31, 2026 and for the Period from January 13, 2025 (Inception) Through March 31, 2025 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2026 and for the Period from January 13, 2025 (Inception) Through March 31, 2025 (Unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2026 and for the Period from January 13, 2025 (Inception) Through March 31, 2025 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

SIGNATURES		27

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 26, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 15, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., as representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 19, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Wen Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $14,289,750 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 19, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 13, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 30, 2025, as amended, and declared effective on May 15, 2025 (File No. 333-286872);

●	“Letter Agreement” are to the Letter Agreement, dated May 15, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,915,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 15, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Wen Sponsor LLC, a Delaware limited liability company;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $300,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, May 15, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$353,152	$553,972
Prepaid expenses	102,229	50,130
Prepaid insurance	77,385	77,385
Total current assets	532,766	681,487
Prepaid insurance – long-term	11,823	31,169
Cash and marketable securities held in Trust Account	310,502,077	307,783,710
Total Assets	$311,046,666	$308,496,366

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$109,368	$50,877
Accrued offering expenses	75,000	75,000
Due to Sponsor	5,455	5,455
Total current liabilities	189,823	131,332
Deferred fee payable	14,289,750	14,289,750
Total Liabilities	14,479,573	14,421,082

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 30,015,000 and 30,015,000 shares at redemption value of $10.34 and $10.25 per share as of March 31, 2026 and December 31, 2025, respectively	310,502,077	307,783,710

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding, as of both March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 30,015,000 shares subject to possible redemption) as of both March 31, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	750	750
Additional paid-in capital	—	—
Accumulated deficit	(13,935,734)	(13,709,176)
Total Shareholders’ Deficit	(13,934,984)	(13,708,426)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$311,046,666	$308,496,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Period from January 13, 2025 (Inception) through March 31, 2025
General and administrative costs	$226,558	$43,944
Loss from Operations	(226,558)	(43,944)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,718,367	—
Total other income	2,718,367	—

Net Income (Loss)	$2,491,809	$(43,944)

Weighted average shares outstanding of Class A Ordinary Shares outstanding	30,015,000	—
Basic and diluted net income per Ordinary Share, Class A Ordinary Shares outstanding	$0.07	$—
Weighted average shares outstanding, Class B Ordinary Shares outstanding	7,503,750	6,525,000
Basic and diluted net income (loss) per Ordinary Share, Class B Ordinary Shares outstanding	$0.07	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	7,503,750	$750	$—	$(13,709,176)	$(13,708,426)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,718,367)	(2,718,367)

Net income	—	—	—	—	—	2,491,809	2,491,809

Balance – March 31, 2026 (unaudited)	—	$—	7,503,750	$750	$—	$(13,935,734)	$(13,934,984)

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares to Sponsor	—	—	7,503,750	750	24,250	—	25,000

Net loss	—	—	—	—	—	(43,944)	(43,944)

Balance – March 31, 2025 (unaudited)	—	$—	7,503,750	$750	$24,250	$(43,944)	$(18,944)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Period from January 13, 2025 (Inception) through March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$2,491,809	$(43,944)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through IPO Promissory Note - related party	—	38,300
Interest earned on cash and marketable securities held in Trust Account	(2,718,367)	—
Changes in operating assets and liabilities:
Prepaid expenses	(52,099)	5,224
Prepaid insurance	19,346	—
Accrued expenses	58,491	420
Net cash used in operating activities	(200,820)	—

Net Change in Cash	(200,820)	—
Cash - Beginning of period	553,972	—
Cash - End of period	$353,152	$—

Supplemental disclosure of noncash investing and financing activities:

Deferred offering costs included in accrued offering costs	$—	$26,098
Deferred offering costs paid through IPO Promissory Note-related party	$—	$31,450
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 — Description of Organization and Business Operations

Wen Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 13, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activities for the period from January 13, 2025 (inception) through March 31, 2026 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Wen Sponsor LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2025 (File No. 333-28682) was declared effective on May 15, 2025 (as amended, the “IPO Registration Statement”). On May 19, 2025, the Company consummated the initial public offering of 30,015,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which included the full exercise of the Over-Allotment Option (as defined in Note 6) of 3,915,000 Units (the “Option Units”), generating gross proceeds of $300,150,000 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-third of one redeemable warrant (each, a “Public Warrant”).

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

MARCH 31, 2026

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 19, 2027 or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as currently in effect, the “Amended and Restated Articles” to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. As of March 31, 2026, the amount in the Trust Account was $10.34 per Public Share.

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

MARCH 31, 2026

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

As of March 31, 2026, the Company had cash of $353,152 and working capital of $342,943.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” Management has determined the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a Going Concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a Going Concern.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement and Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026 and for the period from January 13, 2025 (inception) through March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $353,152 and $553,972 and did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all the cash and marketable securities held in the Trust Account amounting to $310,498,316 and $307,779,948, respectively, were held in money market funds, and $3,762 and $3,762 in cash, respectively, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

For the three months ended March 31, 2026, the Company recorded $2,718,367 of interest earned from the Trust Account in the accompanying condensed statements of operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to its short-term nature.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants were accounted for under equity treatment based on the unaudited equity classification of the underlying financial instruments, after Management’s evaluation.

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(2,641,320)
Class A Ordinary Shares issuance cost	(20,003,016)
Plus:
Accretion of carrying value to redemption value	30,278,046
Class A Ordinary Shares subject to possible redemption, December 31, 2025	307,783,710
Plus:
Accretion of carrying value to redemption value	2,718,367
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$310,502,077

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares as of March 31, 2026 and December 31, 2025 was less than the exercise price, and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 30,015,000 Class A Ordinary Shares in the aggregate.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months		For the Period from January 13, 2025 (Inception)
	Ended March 31, 2026		through March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$1,993,447	$498,362	$—	$(43,944)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	30,015,000	7,503,750	—	6,525,000
Basic and diluted net income (loss) per Ordinary Share	$0.07	$0.07	$—	$(0.01)

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Note 5 — Related Party Transactions

Founder Shares

On January 13, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and, together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). On April 28, 2025 and April 29, 2025, the Company, through a share capitalization, issued the Sponsor an additional 575,000 and 1,178,750, Class B Ordinary Shares, respectively, as a result of which the Sponsor has purchased and holds an aggregate of 7,503,750 Class B Ordinary Shares. All share and per-share data have been retrospectively presented. Up to 978,750 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On May 19, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 978,750 Founder Shares are no longer subject to forfeiture.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Administrative Services Agreement

Commencing on May 15, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended March 31, 2026, the Company incurred and paid $37,500 in fees for these services. For the period from January 13, 2025 (inception) through March 31, 2025, the Company did not incur any fees for these services.

Due to Sponsor

The Sponsor paid an amount of $5,455 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $5,455 is due to Sponsor as of March 31, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 30,015,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On January 13, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 28, 2025 and on April 29, 2025, the Company, through a share capitalization, issued the Sponsor an additional 575,000 and 1,178,750, respectively, Class B Ordinary Shares, as a result of which the Sponsor has purchased and holds an aggregate of 7,503,750 Class B Ordinary Shares. All share and per-share data have been retrospectively presented. The Founder Shares include an aggregate of up to 978,750 shares subject to forfeiture if the Over-Allotment Option is not exercised by the Underwriters in full. On May 19, 2025, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 978,750 Founder Shares are no longer subject to forfeiture.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Warrants

As of March 31, 2026 and December 31, 2025, there were 15,007,500 Public Warrants and 7,220,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Level 1 assets include investments in money market funds that invest solely in Treasury securities. As of March 31, 2026 and December 31, 2025, marketable securities held in the Trust Account were comprised of $310,498,316 and $307,779,948 in money market funds, respectively, and $3,762 and $3,762 in cash, respectively, which were invested primarily in Treasury securities.

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

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$353,152	$553,972
Cash and marketable securities held in Trust Account	$310,502,077	$307,783,710

	For the Three Months Ended March 31, 2026	For the Period from January 13, 2025 (Inception) through March 31, 2025
General and administrative costs	$226,558	$43,944
Interest earned on cash and marketable securities held in Trust Account	$2,718,367	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 15, 2025, by and between the Company and Continental.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheets date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in the Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in the Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements”.

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

Our IPO Registration Statement became effective on May 15, 2025. On May 19, 2025, we consummated our Initial Public Offering of 30,015,000 Units, including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $300,150,000.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $300,150,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, promptly upon receipt of written instruction from us, the Trust Account may only invest and reinvest (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (or any successor rule), which invest only in direct U.S. government treasury obligations, (iii) hold as uninvested cash or (iv) hold in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 13, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $2,491,809, which consisted of interest earned on cash and marketable securities held in the Trust Account of $2,718,367, partially offset by general and administrative costs of $226,558.

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

For the three months ended March 31, 2026, cash used in operating activities was $200,820. Net income of $2,491,809 was affected by interest earned on cash and marketable securities held in the Trust Account of $2,718,367. Changes in operating assets and liabilities provided $25,738 of cash for operating activities.

For the period from January 13, 2025 (inception) through March 31, 2025, cash used in operating activities was $0. Net loss of $43,944 was affected by payment of operation costs through the IPO Promissory Note of $38,300. Changes in operating assets and liabilities provided $5,644 of cash for operating activities.

As of March 31, 2026, we had cash and marketable securities held in the Trust Account of approximately $310,502,077 (including approximately $10,352,077 of interest income) was held in money market funds, which are invested primarily in Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee) to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026, we had cash held outside of the Trust Account of approximately $353,152. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we currently utilize office space at 180 Grand Avenue, Suite 1530, Oakland, California 94612 from Launchpad Capital Management Company LLC, an affiliate of our Sponsor. We pay such affiliate $12,500 per month for certain office space, utilities and secretarial and administrative support provided to members of our Management Team; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2026, we incurred and paid $37,500 pursuant to the Administrative Services Agreement. For the period from January 13, 2025 (inception) through March 31, 2025, we did not incur any fees for these services.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On May 15, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters fully exercised their Over-Allotment Option to purchase the Option Units at a price of $10.00 per Option Unit.

The Underwriters were paid a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds pursuant to the Over-Allotment Option). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and (ii) 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $14,289,750 in the aggregate, following the full exercise of the Over-Allotment Option and is payable to the Underwriters upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) Any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in the Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in the Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering. We did not have any other critical accounting estimates as of March 31, 2026.

Warrant Instruments

We accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

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

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect the unaudited condensed financial statements and notes thereto included in the Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Annual Report, and (iii) Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2025, June 30, 2025 and September 30, 2025, as filed with the SEC on June 27, 2025, August 14, 2025 and November 11, 2025, respectively. As of the date of the Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,220,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,220,000. Of those 7,220,000 Private Placement Warrants, the Sponsor purchased 2,610,000 Private Placement Warrants and Cantor purchased 2,610,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, the Report.

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

WEN ACQUISITION CORP

Date: May 14, 2026	By:	/s/ Julian Sevillano
	Name:	Julian Sevillano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)