Form 10-Q
period 2026-06-30
WEN Acquisition Corp
filed 2026-08-13
CIK 2057043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 30,015,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding

WEN ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from January 13, 2025 (Inception) through June 30, 2025 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from January 13, 2025 (Inception) through June 30, 2025 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from January 13, 2025 (Inception) through June 30, 2025 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

SIGNATURES		27

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 26, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 15, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., as representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 19, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Wen Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $14,289,750 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 19, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 13, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 30, 2025, as amended, and declared effective on May 15, 2025 (File No. 333-286872);

●	“Letter Agreement” are to the Letter Agreement, dated May 15, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,915,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated May 15, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 15, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Wen Sponsor LLC, a Delaware limited liability company;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $300,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, May 15, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEN ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$244,770	$553,972
Prepaid expenses	77,986	50,130
Prepaid insurance	69,861	77,385
Total current assets	392,617	681,487
Prepaid insurance – long-term	—	31,169
Cash and marketable securities held in Trust Account	313,252,310	307,783,710
Total Assets	$313,644,927	$308,496,366

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$118,765	$50,877
Accrued offering expenses	75,000	75,000
Due to Sponsor	5,062	5,455
Total current liabilities	198,827	131,332
Deferred fee payable	14,289,750	14,289,750
Total Liabilities	14,488,577	14,421,082

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 30,015,000 and 30,015,000 shares at redemption value of $10.44 and $10.25 per share as of June 30, 2026 and December 31, 2025, respectively	313,252,310	307,783,710

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 30,015,000 shares subject to possible redemption) as of both June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	750	750
Additional paid-in capital	—	—
Accumulated deficit	(14,096,710)	(13,709,176)
Total Shareholders’ Deficit	(14,095,960)	(13,708,426)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$313,644,927	$308,496,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 13, 2025 (Inception) through June 30,
	2026	2025	2026	2025
General and administrative costs	$160,976	$228,973	$387,534	$272,917
Loss from operations	(160,976)	(228,973)	(387,534)	(272,917)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,750,233	1,403,603	5,468,600	1,403,603
Total other income	2,750,233	1,403,603	5,468,600	1,403,603

Net income	$2,589,257	$1,174,630	$5,081,066	$1,130,686

Basic weighted average shares outstanding of Class A Ordinary Shares	30,015,000	14,007,000	30,015,000	7,503,750

Basic net income per ordinary share, Class A Ordinary Shares	$0.07	$0.06	$0.14	$0.08

Diluted weighted average shares outstanding of Class A Ordinary Shares	30,015,000	14,007,000	30,015,000	7,503,750

Diluted net income per ordinary share, Class A Ordinary Shares	$0.07	$0.05	$0.14	$0.08

Basic weighted average shares outstanding of Class B Ordinary Shares	7,503,750	6,981,750	7,503,750	6,769,688

Basic net income per ordinary share, Class B Ordinary Shares	$0.07	$0.06	$0.14	$0.08

Diluted weighted average shares outstanding of Class B Ordinary Shares	7,503,750	7,503,750	7,503,750	7,497,924

Diluted net income per ordinary share, Class B Ordinary Shares	$0.07	$0.05	$0.14	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2026	—	$—	7,503,750	$750	$—	$(13,709,176)	$(13,708,426)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,718,367)	(2,718,367)

Net income	—	—	—	—	—	2,491,809	2,491,809

Balance – March 31, 2026 (unaudited)	—	—	7,503,750	750	—	(13,935,734)	(13,934,984)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,750,233)	(2,750,233)

Net income	—	—	—	—	—	2,589,257	2,589,257

Balance – June 30, 2026 (unaudited)	—	$—	7,503,750	$750	$—	$(14,096,710)	$(14,095,960)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

AND

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 13, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares to Sponsor	—	—	7,503,750	750	24,250	—	25,000

Net loss	—	—	—	—	—	(43,944)	(43,944)

Balance – March 31, 2025	—	—	7,503,750	750	24,250	(43,944)	(18,944)

Sale of 7,220,000 Private Placement Warrants	—	—	—	—	7,220,000	—	7,220,000

Fair value of Public Warrants at issuance	—	—	—	—	2,641,320	—	2,641,320

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(193,726)	—	(193,726)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,691,844)	(14,356,095)	(24,047,939)

Net income	—	—	—	—	—	1,174,630	1,174,630

Balance – June 30, 2025	—	$—	7,503,750	$750	$—	$(13,225,409)	$(13,224,659)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Period from January 13, 2025 (Inception) through June 30, 2025
Cash Flows from Operating Activities:
Net income	$5,081,066	$1,130,686
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	—	53,670
Payment of general and administrative costs through due to sponsor	(393)	5,455
Interest earned on cash and marketable securities held in Trust Account	(5,468,600)	(1,403,603)
Changes in operating assets and liabilities:
Prepaid expenses	(27,856)	(63,286)
Prepaid insurance	38,693	(147,246)
Accrued expenses	67,888	18,673
Net cash used in operating activities	(309,202)	(405,651)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(300,150,000)
Net cash used in investing activities	—	(300,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	294,929,999
Proceeds from sale of Private Placements Warrants	—	7,220,000
Repayment of IPO Promissory Note - related party	—	(300,000)
Payment of offering costs	—	(373,039)
Net cash provided by financing activities	—	301,476,960

Net Change in Cash	(309,202)	921,309
Cash - Beginning of period	553,972	—
Cash - End of period	$244,770	$921,309

Supplemental disclosure of noncash investing and financing activities:

Offering costs included in accrued offering costs	$—	$88,092
Deferred offering costs paid through IPO Promissory Note – related party	$—	$200,860
Prepaid services contributed by Sponsor through IPO Promissory Note – related party	$—	$45,470
Deferred underwriting fee payable	$—	$14,289,750
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

WEN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 1 — Description of Organization and Business Operations

Wen Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 13, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from January 13, 2025 (inception) through June 30, 2026 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Wen Sponsor LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2025 (File No. 333-286872) was declared effective on May 15, 2025 (as amended, the “IPO Registration Statement”). On May 19, 2025, the Company consummated the initial public offering of 30,015,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which included the full exercise of the Over-Allotment Option (as defined in Note 6) of 3,915,000 Units (the “Option Units”), generating gross proceeds of $300,150,000 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. As of June 30, 2026, the amount in the Trust Account was $10.44 per Public Share.

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

As of June 30, 2026, the Company had cash of $244,770 and working capital of $193,790.

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

Management plans to address this uncertainty through a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” Management has determined the Company’s liquidity condition and mandatory liquidation on May 19, 2027, raises substantial doubt about the Company’s ability to continue as a Going Concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement and Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026, for the three months ended June 30, 2025 and for the period from January 13, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $244,770 and $553,972 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all the cash and marketable securities held in the Trust Account, amounting to $313,248,548 and $307,779,948, respectively, were held in money market funds, and $3,762 and $3,762 in cash, respectively, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

For the three and six months ended June 30, 2026, the Company recorded $2,750,233 and $5,468,600 of interest earned from the Trust Account in the accompanying unaudited condensed statements of operations, respectively.

For the three months ended June 30, 2025 and for the period from January 13, 2025 (inception) through June 30, 2025, the Company recorded $1,403,603 of interest earned from Trust Account in the accompanying unaudited condensed statements of operations. For the three months ended June 30, 2025, the Company did not withdraw any interest earned in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(2,641,320)
Class A Ordinary Shares issuance cost	(20,003,016)
Plus:
Accretion of carrying value to redemption value	30,278,046
Class A Ordinary Shares subject to possible redemption, December 31, 2025	307,783,710
Plus:
Accretion of carrying value to redemption value	2,718,367
Class A Ordinary Shares subject to possible redemption, March 31, 2026	310,502,077
Plus:
Accretion of carrying value to redemption value	2,750,233
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$313,252,310

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income is shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares as of June 30, 2026 and December 31, 2025 was less than the exercise price, and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 30,015,000 Class A Ordinary Shares in the aggregate.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$2,071,406	$517,851	$4,064,853	$1,016,213
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	30,015,000	7,503,750	30,015,000	7,503,750
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.14	$0.14

	For the Three Months Ended		For the Period from January 13, 2025 (Inception) through
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$783,898	$390,732	$594,418	$536,268

Denominator:
Basic weighted average Ordinary Shares outstanding	14,007,000	6,981,750	7,503,750	6,769,688
Basic net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08

	For the Three Months Ended		For the Period from January 13, 2025 (Inception) through
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$764,875	$409,755	$565,563	$565,123

Denominator:
Diluted weighted average Ordinary Shares outstanding	14,007,000	7,503,750	7,503,750	7,497,924
Diluted net income per Ordinary Share	$0.05	$0.05	$0.08	$0.08

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

For the three and six months ended June 30, 2026, the Company incurred $37,500 and $75,000, respectively, in fees for these services. As of June 30, 2026, $25,000 was included in accrued expenses in the accompanying condensed balance sheets. For the three months ended June 30, 2025 and for the period from January 13, 2025 (inception) through June 30, 2025, the Company incurred and paid $18,750 in fees for these services pursuant to the Administrative Services Agreement.

Due to Sponsor

The Sponsor paid an amount of $5,455 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $5,062 is due to Sponsor as of June 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 30,015,000 shares subject to possible redemption.

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

Warrants

As of June 30, 2026 and December 31, 2025, there were 15,007,500 Public Warrants and 7,220,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Level 1 assets include investments in money market funds that invest solely in Treasury securities. As of June 30, 2026 and December 31, 2025, marketable securities held in the Trust Account were comprised of $313,248,548 and $307,779,948 in money market funds, respectively, and $3,762 and $3,762 in cash, respectively, which were invested primarily in Treasury securities.

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

May 19, 2025
Volatility	5.2%
Risk-free rate	4.17%
Stock price	$10.29
Weighted terms (Yrs)	7.01

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash	$244,770	$553,972
Cash and marketable securities held in Trust Account	$313,252,310	$307,783,710

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 13, 2025 (Inception) through June 30,
	2026	2025	2026	2025
General and administrative costs	$160,976	$228,973	$387,534	$272,917
Interest earned on cash and marketable securities held in Trust Account	$2,750,233	$1,403,603	$5,468,600	$1,403,603

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 13, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,589,257, which consisted of interest earned on cash and marketable securities held in the Trust Account of $2,750,233, partially offset by general and administrative costs of $160,976.

For the three months ended June 30, 2025, we had a net income of $1,174,630, which consists of interest earned on marketable securities held in Trust Account of $1,403,603, offset by general and administrative costs of $228,973.

For the six months ended June 30, 2026, we had a net income of $5,081,066, which consisted of interest earned on cash and marketable securities held in the Trust Account of $5,468,600, partially offset by general and administrative costs of $387,534.

For the period from January 13, 2025 (inception) through June 30, 2025, we had a net income of $1,130,686, which consists of interest earned on marketable securities held in Trust Account of $1,403,603, offset by general and administrative costs of $272,917.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through May 19, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through (i) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $300,150,000 was initially placed in the Trust Account. We incurred transaction costs amounting to $20,196,742, consisting of $5,220,000 of cash underwriting fee, the Deferred Fee of $14,289,750, and $686,992 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $309,202. Net income of $5,081,066 was affected by interest earned on cash and marketable securities held in the Trust Account of $5,468,600 and payment of general and administrative costs through due to sponsor of $393. Changes in operating assets and liabilities provided $78,725 of cash for operating activities.

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

As of June 30, 2026, we had cash and marketable securities held in the Trust Account of approximately $313,252,310 (including approximately $13,102,310 of interest income) was held in money market funds, which are invested primarily in Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee) to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026, we had cash held outside of the Trust Account of approximately $244,770. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

We have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans. We may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan Working Capital Loans (as defined in Note 5), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If We are unable to complete the Business Combination because it does not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account.

Management plans to address this uncertainty through a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” Management has determined the Company’s liquidity condition and mandatory liquidation on May 19, 2027, raises substantial doubt about the Company’s ability to continue as a Going Concern. No adjustments have been made to the carrying amounts of assets or liabilities should be required to liquidate after the Combination Period. We intend to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

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

For the three and six months ended June 30, 2026, the Company incurred $37,500 and $75,000, respectively in fees for these services, respectively. As of June 30, 2026, $25,000 was included in accrued expenses in the accompanying condensed balance sheets. For the three months ended and for the periods from January 13, 2025 (inception) through June 30, 2025, the Company incurred and paid $18,750 in fees for these services pursuant to the Administrative Services Agreement.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any. On May 19, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters fully exercise the Over-Allotment Option to purchase the additional 3,915,000 Option Units at a price of $10.00 per Option Unit.

The Underwriters were entitled to a cash underwriting discount of $5,220,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds pursuant to the Over-Allotment Option), which was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the OverAllotment Option and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, $14,289,750 in the aggregate upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement, dated May 15, 2025, by and between the Company and Cantor (such fee, the “Deferred Fee”).

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

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering. We did not have any other critical accounting estimates as of June 30, 2026.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

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

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Annual Report, and (iii) Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WEN ACQUISITION CORP

Date: August 13, 2026	By:	/s/ Julian Sevillano
	Name:	Julian Sevillano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)